Form 10-K
period 1996-12-31
HOUSEHOLD FINANCE CORP HOUSEHOLD CONSUMER LN TRUST 1995-1 /
filed 1997-02-25
CIK 948848

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549


                           FORM 10-K


(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1996

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ______ to _______

                   Commission File No. 0-28110

              HOUSEHOLD CONSUMER LOAN TRUST 1995-1
     (Exact name of Registrant as specified in Department of the Treasury, Internal Revenue Service Form SS-4)


HOUSEHOLD FINANCE CORPORATION
(Administrator of the Trust)
(Exact name as specified in Administrator's charter)



            DELAWARE                      36-3670374
(State or other jurisdiction of       (I.R.S. Employer
incorporation of Administrator)    Identification Number of
                                   Registrant)


 2700 SANDERS ROAD, PROSPECT HEIGHTS, ILLINOIS         60070
(Address of principal executive offices of           (Zip Code)
Administrator)


Administrator's telephone number including area code (847)564-5000


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X            No

The aggregate principal amount of the Notes held by non-affiliates of the Administrator as of December 31, 1996 was approximately $922 million.

INTRODUCTORY NOTE




     Household Consumer Loan Trust 1995-1 (the "Issuer") is the issuer of Household Consumer Loan Asset-Backed Notes, Series 1995-1 (the "Notes") were issued pursuant to an indenture, dated as of September 1, 1995 between the Issuer and The Bank of New York, as indenture trustee. The Notes were secured by a participation interest (the "Series 1995-1 Participation") in certain consumer loan receivables held by Household Consumer Loan Deposit Trust I (the "Deposit Trust"). The Deposit Trust was formed pursuant to a Pooling and Servicing Agreement, dated as of September 1, 1995, by and among Household Consumer Loan Corporation, as Seller (the "Seller"), Household Finance Corporation, as servicer (the Servicer") and The Chase Manhattan Bank, N. A., as deposit trustee (the "Deposit Trustee").

     The Issuer was formed pursuant to a Trust Agreement, dated as of September 1, 1995 (the "Trust Agreement") between the Seller and The Chase Manhattan Bank (USA), as owner trustee (the "Owner Trustee"). In addition to the Notes, pursuant tot he Trust Agreement, the Issuer also issued the Household Consumer Loan Asset-Backed Certificates, Series 1995-1 (the "Certificates") which were not registered under the Securities Act of 1933, as amended.

     On behalf of the Issuer Household Finance Corporation, as Administrator, has prepared this Form 10-K in reliance upon various no-action letters issued by the Securities and Exchange Commission (the "Commission") to other trusts which are substantially similar to the Issuer. Items designated herein as "Not Applicable" have been omitted as a result of this reliance.

PART I


Item 1.   Business.

          Not Applicable.


Item 2.   Properties.

          Not Applicable.


Item 3.   Legal Proceedings.

          The Servicer is not aware of any material pending legal proceedings involving either the Registrant, the Trustee, the Seller or the Servicer with respect to the Notes or the Registrant's property.


Item 4.   Submission of Matters to a Vote of Security Holders.

          No vote or consent of the holders of the Notes (the
          "Noteholders") was solicited for any purpose during the year ended December 31, 1996.




PART II


Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.

          To the best knowledge of the Administrator, there is no established public trading market for the Notes. As of January 31, 1997, there were 19 Class A Noteholders and 6 Class B Noteholders, some of whom may be holding Notes for the accounts of others.


Item 6.   Selected Financial Data.

          Not Applicable.


Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

          Not Applicable.

Item 8.   Financial Statements and Supplementary Data.

          Not Applicable.


Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.

          None.




PART III


Item 10.  Directors and Executive Officers of the Registrant.

          Not Applicable.


Item 11.  Executive Compensation.

          Not Applicable.


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

          The following table sets forth (i) the name and address of each entity owning more than 5% of the outstanding principal amount of the Class A or the Class B Notes;
          (ii) the principal amount of Notes owned by each and
          (iii) the percent that the principal amount of Notes owned represents of the outstanding principal amount of the Class A or the Class B Notes. The information set forth in the table is based upon information obtained by the Administrator from the Trustee and from The Depository Trust Company as of January 31, 1997. The Administrator is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Notes.

                                             Amount Owned

                                        All dollar amounts are
                                             in thousands

Name and Address                        Principal      Percent


Class A Noteholders

Chase Manhattan Bank/Chemical           $111,500       14.87
Auto Settle Department
4 New York Plaza, 4th Floor
New York, NY 10004

Citicorp Services, Inc.                 $ 51,300        6.84
P. O. Box 30576
Tampa, FL 33630-3576

Republic National Bank of               $ 46,600        6.21
  New York - Investment Account
One Hanson Place, Lower Level
Brooklyn, NY 11243

SSB-Custodian                           $430,500       57.40
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, NY 11717

                                             Amount Owned

                                        All dollar amounts are
                                             in thousands

Name and Address                        Principal      Percent


Class B Noteholders

Chase Manhattan Bank, N.A.              $ 37,196       21.60
1 Chase Manhattan Plaza
3B - Proxy Department
New York, NY 10081

Chase Manhattan Bank/Chemical           $ 15,000        8.71
Auto Settle Department
4 New York Plaza, 4th Floor
New York, NY 10004

First National Bank of Chicago          $ 25,000       14.52
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, NY 11717

Fuji Bank & Trust Company               $ 50,000       29.04
2 World Trade Center, 81st Floor
New York, NY 10048

Societe Generale Custody                $ 25,000       14.52
50 Rockefeller Plaza
New York, NY 10020

Swiss American Securities, Inc.         $ 20,000       11.61
100 Wall Street
New York, NY 10005



Item 13.  Certain Relationships and Related Transactions.

          None or Not Applicable.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.

          (a) List the following documents filed as a part of the report:

               (1)  Financial Statements

                    Not Applicable.

               (2)  Financial Statement Schedules

                    Not Applicable.

               (3) The Administrator, on behalf of the Issuer, is obligated to prepare, and has so prepared, an Annual Statement as to Compliance for the year 1996. Such document has been filed as an exhibit to this Form 10-K.

          (b) The Registrant filed the following current reports on Form 8-K for the fourth quarter of 1996:

               Date of Reports               Items Covered

               October 11, 1996    Item 7. - Statement to
               November 14, 1996   Noteholders with respect
               December 13, 1996   to the distributions on October
                                   11 and 15, 1996, November 14
                                   and 15, 1996, and December 13,
                                   and 14, 1996.

          (c) Exhibit 99. Copy of Annual Statement as Compliance for the year ended December 31, 1996.

          (d)  Not Applicable.

SIGNATURES




     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Servicer has duly caused this report to be signed on behalf of the Household Consumer Loan Trust 1995-1 by the undersigned, thereunto duly authorized.




                             HOUSEHOLD FINANCE CORPORATION,
                         as Administrator of and on behalf of the

                          HOUSEHOLD CONSUMER LOAN TRUST 1995-1
                                    (Registrant)




Date:  February 17, 1997      By: /s/John W. Blenke
                                 John W. Blenke
                                 Assistant Secretary


















U:\WP\HFS088\10K\HCL95-1








                           Exhibit Index


Exhibit No.    Exhibit                                      Page No.

99             Copy of Annual Statement as to                  10
               Compliance for the year
               ended December 31, 1996