Form 10-K/A
period 1996-12-31
HOUSEHOLD FINANCE CORP HOUSEHOLD CONSUMER LN TRUST 1995-1 /
filed 1997-05-16
CIK 948848

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549


                          FORM 10-K/A


     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 1996


Purpose: To supplement in part Part IV, Item 14(c) of Company's previously filed Form 10-K in order to file as an exhibit the Annual Servicing Report of Company's Independent
          Public Accountants.


                  Commission File Nos. 0-28110


              HOUSEHOLD CONSUMER LOAN TRUST 1995-1
     (Exact name of Registrant as specified in Department of the Treasury, Internal Revenue Service Form SS-4)

HOUSEHOLD FINANCE CORPORATION
(Administrator of the Trust)
(Exact name as specified in Administrator's charter)


            DELAWARE                      36-3670374
(State or other jurisdiction of   (I.R.S. Employer Identification
incorporation of Administrator)   Number of Registrant


 2700 SANDERS ROAD, PROSPECT HEIGHTS, ILLINOIS         60070
(Address of principal executive offices of           (Zip Code)
Administrator)


Administrator's telephone number, including area code(847)564-5000

                           SIGNATURES




     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Administrator has duly caused this amendment to be signed on behalf of the Household Consumer Loan Trust 1995-1 by the undersigned, thereunto duly authorized.




                             HOUSEHOLD FINANCE CORPORATION,
                         as Administrator of and on behalf of the

                           HOUSEHOLD CONSUMER LOAN TRUST 1995-1
                                    (Registrant)




Date:  May 9, 1997            By:/s/John W. Blenke
                                 John W. Blenke
                                 Assistant Secretary

                          Exhibit Index


Exhibit No.    Exhibit                                      Page
No.

99             Copy of Independent Public Accountants          4
               Annual Servicing Report dated March 26, 1997.