Form 10-K/A
period 1997-12-31
HOUSEHOLD FINANCE CORP HOUSEHOLD CONSUMER LN TRUST 1995-1 /
filed 1998-04-15
CIK 948848

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




Date:  April 3, 1998          By:/s/John W. Blenke
                                 John W. Blenke
                                 Assistant Secretary

                          Exhibit Index


Exhibit No.    Exhibit                                      Page
No.

99             Copy of Independent Public Accountants          4
               Annual Servicing Report dated March 26, 1998.