Form 10-K
period 1998-12-31
HOUSEHOLD FINANCE CORP HOUSEHOLD CONSUMER LN TRUST 1995-1 /
filed 1999-03-26
CIK 948848

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549


                           FORM 10-K


(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1998

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

                         Yes   X            No

The aggregate principal amount of the Notes held by non-affiliates of the Administrator as of December 31, 1998 was approximately $922 million.

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


Item 4.   Submission of Matters to a Vote of Security Holders.

          No vote or consent of the holders of the Notes (the
          "Noteholders") was solicited for any purpose during the year ended December 31, 1998.




PART II


Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.

          To the best knowledge of the Administrator, there is no established public trading market for the Notes. As of February 26, 1999, there were 13 Class A Noteholders and 5 Class B Noteholders, some of whom may be holding Notes for the accounts of others.


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

          Not Applicable.


Item 11.  Executive Compensation.

          Not Applicable.


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

          The following table sets forth (i) the name and address of each entity owning more than 5% of the outstanding principal amount of the Class A or the Class B Notes;
          (ii) the principal amount of Notes owned by each and
          (iii) the percent that the principal amount of Notes owned represents of the outstanding principal amount of the Class A or the Class B Notes. The information set forth in the table is based upon information obtained by the Administrator from the Trustee and from The Depository Trust Company as of February 26, 1999. The Administrator is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Notes.

                                             Amount Owned

                                        All dollar amounts are
                                             in thousands

Name and Address                        Principal      Percent


Class A Noteholders

Bankers Trust Company                   $ 47,060        6.27
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN 37211

Chase Manhattan Bank/Chemical           $ 82,940       11.07
Proxy Department - 13th Floor
4 New York Plaza
New York, NY 10004

Citibank, N.A.                          $ 53,200        7.09
P. O. Box 30576
Tampa, FL 33630-3576

Republic National Bank of               $ 58,660        7.82
  New York - Investment Account
One Hanson Place, Lower Level
Brooklyn, NY 11243

State Street Bank & Trust Company       $436,400       58.19
Global Corp. Action Dept. JAB5W
P. O. Box 1631
Boston, MA 02105-1631

                                             Amount Owned

                                        All dollar amounts are
                                             in thousands

Name and Address                        Principal      Percent


Class B Noteholders

Chase Manhattan Bank, N.A.              $ 52,196       30.31
4 New York Plaza - 13th Floor
New York, NY 10004

Fuji Bank & Trust Company               $ 50,000       29.04
2 World Trade Center - 81st Floor
New York, NY 10048

NBD Bank Securities Department          $ 25,000       14.52
611 Woodward Avenue
Detroit, MI 48226

SG Cowen Securities Corp.               $ 25,000       14.52
560 Lexington Avenue
New York, NY 10022

Swiss American Securities, Inc.         $ 20,000       11.61
100 Wall Street
New York, NY 10005



Item 13.  Certain Relationships and Related Transactions.

          None or Not Applicable.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.

          (a) List the following documents filed as a part of the report:

               (1)  Financial Statements

                    Not Applicable.

               (2)  Financial Statement Schedules

                    Not Applicable.

               (3) The Administrator, on behalf of the Issuer, is obligated to prepare, and has so prepared, an Annual Statement for the year 1998, and the Independent Public Accountants are required to prepare an Annual Report as to Compliance for such year. Copies of said documents are or will be filed as exhibits to this Form 10-K when they are available.

          (b) The Registrant filed the following current reports on Form 8-K for the fourth quarter of 1998:

               Date of Reports               Items Covered

               October 14, 1998    Item 7. - Statement to
               November 13, 1998   Noteholders with respect
               December 14, 1998   to the distributions on October
                                   14 and 15, 1998, November 13
                                   and 16, 1998, and December 14
                                   and 15, 1998.


          (c) (1) Exhibit 99. Copy of Annual Statement for the year ended December 31, 1998.

               (2)  Exhibit 99.1.  Copy of Annual Report as to
                    Compliance for the year ended December 31, 1998.

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




                             HOUSEHOLD FINANCE CORPORATION,
                         as Administrator of and on behalf of the

                          HOUSEHOLD CONSUMER LOAN TRUST 1995-1
                                    (Registrant)




Date:  March 4, 1999          By: /s/ John W. Blenke
                                 John W. Blenke
                                 Assistant Secretary


















U:\WP\HFS088\10K\HCL95-1
                           Exhibit Index


Exhibit No.    Exhibit                                      Page No.

99             Copy of Annual Statement                        10
               for the year ended
               December 31, 1998

99.1           Copy of Annual Report as to                     11
               Compliance for the year
               ended December 31, 1998