Form 10-K
HOUSEHOLD FINANCE CORP HOUSEHOLD CONSUMER LN TRUST 1995-1 /
filed 2002-03-29
CIK 948848

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001
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

Yes X No _____
The aggregate principal amount of the Notes held by non-affiliates of the Master Servicer as of December 31, 2001 was approximately $922.2 Million.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No vote or consent of the holders of the Noteholders (the "Noteholders") was solicited for any purpose during the year ended December 31, 2001.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

To the best knowledge of the Master Servicer, there is no established public trading market for the Notes. As of February 26, 2002, there were 15 Class A Noteholders and 5 Class B Noteholders, some of whom may be holding Notes for the accounts of others.

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

Not Applicable.

Item 11. Executive Compensation.

Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth (i) the name and address of each entity which holds of record more than 5% of the outstanding principal amount of the Class A or the Class B Notes, (ii) the principal amount of Notes owned by each, and (iii) the percent that the principal amount of Notes owned represents of the outstanding principal amount. The information set forth in the table is based upon information obtained by the Master Servicer from the Trustee and from The Depository Trust Company as of February 26, 2002. The Master Servicer is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Notes.

	Amount Owned All dollar amounts are in thousands
Name and Address	Principal	Percent
Class A Noteholders
Bank of New York 925 Patterson Plank Road Secaucus, NY 07094	$63,110	8.41%
Bankers Trust Company 648 Grassmere Park Road Nashville, TN 37211	$42,350	5.78%
Citibank, N.A. 3800 Citicorp Center Tampa Tampa, FL 33610-9122	$51,200	6.83%
HSBC Bank USA/Republic Investment Account 452 5th Avenue, 14th Floor New York, NY 10018	$58,660	7.82%
JP Morgan Chase Bank 14201 Dallas Parkway, 12th Floor, Mail Code 121 Dallas, TX 75254	$50,940	6.79%
State Street Bank and Trust Company Global Corp. Action Unit JAB 5NW 1776 Heritage Drive No. Quincy, MA 02171	$433,686	57.82%
	Amount Owned All dollar amounts are in thousands
Name and Address	Principal	Percent
Class B Noteholders
Bankers Trust Company 648 Grassmere Park Road Nashville, TN 37211	$25,000	14.52%
Bank One Trust Company, N.A. 340 South Cleveland Ave., Building 350 Columbus, OH 43240	$25,000	14.52%
JP Morgan Chase Bank c/o JP Morgan Investor Services 14201 Dallas Parkway, 12th Floor Mail Code 121 Dallas, TX 75254	$52,196	30.31%
Mizuho Trust & Banking Co. 666 Fifth Avenue, Suite 802 New York, NY 10103	$50,000	29.04%
Swiss American Securities Inc. 12 East 49th Street New York, NY 10017	$20,000	11.61%

Item 13. Certain Relationships and Related Transactions.

None or Not Applicable.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) List the following documents filed as a part of the report:

(1) Financial Statements

Not Applicable.

(2) Financial Statement Schedules

Not Applicable.

(3) The Master Servicer is obligated to prepare an Annual Statement to Noteholders for the year ended December 31, 2001, and Independent Public Accountants are required to prepare an Annual Servicing Report pertaining to the compliance of the Master Servicer with its servicing obligations pursuant to the Agreement. Copies of said documents are or will be filed as exhibits to this Form 10-k when they are available.

(b) The Registrant filed the following current reports on Form 8-K for the fourth quarter of 2001:

Date of Reports	Items Covered
October 24, 2001 November 28, 2001 December 21, 2001.	Item 7. Statement to Noteholders with respect to distribution made on October 24, 2001, November 28, 2001 and December 21, 2001.

(c) Exhibit 99	Copy of Annual Statement to Noteholders for the year 2001.
Exhibit 99	Copy of Independent Public Accountants Annual Servicing Reported dated March 22, 2002.
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

	HOUSEHOLD FINANCE CORPORATION, as Servicer of and on behalf of the HOUSEHOLD CONSUMER LOAN TRUST 1995-1 (Registrant)

	By: /s/ John W. Blenke
	John W. Blenke Vice President and Assistant Secretary
Dated: March 28, 2002

Exhibit Index

Exhibit No. 99	Exhibit Copy of Annual Statement to Noteholders for the year ended December 31, 2001.

99	Copy of Independent Public Accountants Annual Servicing Reported dated March 22, 2002.